Form 10-Q
period 2026-09-30
Wilco 63 Corp
filed 2026-11-12
CIK 2101470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 001-43358

Wilco 63 Corporation

(Exact Name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

CO Services Cayman Limited P.O. Box 10008, Pavillion East, Cricket Square Grand Cayman, Cayman Islands	KY1-1001
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 12, 2026, there were 23,000,000 Class A ordinary shares, $0.0001 par value and 5,750,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

WILCO 63 CORPORATION

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

WILCO 63 CORPORATION

CONDENSED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$69,860	$39,520
Prepaid insurance	80,406	—
Prepaid expenses	57,681	10,000
Total current assets	207,947	49,520
Deferred offering costs	—	113,232
Long-term prepaid insurance	57,401	—
Marketable securities held in Trust Account	232,282,230	—
Total Assets	$232,547,578	$162,752

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Liabilities:
Current liabilities
Accrued offering costs	$100,000	$63,232
Accounts payable and accrued expenses	60,258	29,129
Due to Sponsor	42,257	—
Promissory note – related party	—	112,420
Total current liabilities	202,515	204,781
Deferred underwriting fee	9,800,000	—
Total Liabilities	10,002,515	204,781

Commitments and Contingencies (Note 6)

Class A Ordinary Shares subject to Possible Redemption
Class A ordinary shares subject to possible redemption, $0.0001 par value; 23,000,000 and none shares at redemption value of $10.10 and $0.00 per share as of September 30, 2026 and December 31, 2025, respectively	232,282,230	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding (excluding 23,000,000 and none shares subject to possible redemption) as of September 30, 2026 and December 31, 2025	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding as of September 30, 2026 and December 31, 2025 (1)	575	575
Additional paid-in capital	—	24,425
Accumulated deficit	(9,737,742)	(67,029)
Total Shareholders’ Deficit	(9,737,167)	(42,029)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$232,547,578	$162,752

(1)	Included up to 750,000 Class B ordinary shares subject to forfeiture to the extent that the over-allotment option was not exercised in full or in part by the Underwriters. On June 22, 2026, the Underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 750,000 Founder Shares are no longer subject to forfeiture (Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

WILCO 63 CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2026	2026
General and administrative expenses	$148,685	$244,570
Loss from operations	(148,685)	(244,570)

Other income:
Interest earned on marketable securities held in Trust Account	2,103,233	2,282,230

Net income	$1,954,548	$2,037,660

Weighted average shares outstanding, Class A ordinary shares	23,000,000	8,509,158

Basic net income per share, Class A ordinary shares	$0.07	$0.15

Weighted average shares outstanding, Class A ordinary shares	23,000,000	8,509,158

Diluted net income per share, Class A ordinary shares	$0.07	$0.15

Weighted average shares outstanding, Class B ordinary shares (1)	5,750,000	5,277,473

Basic net income per share, Class B ordinary shares	$0.07	$0.15

Weighted average shares outstanding, Class B ordinary shares (1)	5,750,000	5,502,747

Diluted net income per share, Class B ordinary shares	$0.07	$0.15

(1)	Excluded, for periods prior to June 22, 2026, up to 750,000 Class B ordinary shares subject to forfeiture to the extent that the over-allotment option was not exercised in full or in part by the Underwriters. On June 22, 2026, the Underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 750,000 Founder Shares are no longer subject to forfeiture (Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

WILCO 63 CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares (1)		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2025	—	$—	5,750,000	$575	$24,425	$(67,029)	$(42,029)

Net loss	—	—	—	—	—	(15,485)	(15,485)

Balance – March 31, 2026	—	—	5,750,000	575	24,425	(82,514)	(57,514)

Sale of Private Placement Warrants	—	—	—	—	5,000,000	—	5,000,000

Fair value of Public Warrants included in Public Units	—	—	—	—	5,474,000	—	5,474,000

Allocated value of transaction costs to Class A Ordinary Shares	—	—	—	—	(357,436)	—	(357,436)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(10,140,989)	(9,605,140)	(19,746,129)

Net income	—	—	—	—	—	98,597	98,597

Balance – June 30, 2026	—	—	5,750,000	575	—	(9,589,057)	(9,588,482)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,103,233)	(2,103,233)

Net income	—	—	—	—	—	1,954,548	1,954,548

Balance – September 30, 2026	—	$—	5,750,000	$575	$—	$(9,737,742)	$(9,737,167)

(1)	Included up to 750,000 Class B ordinary shares subject to forfeiture to the extent that the over-allotment option was not exercised in full or in part by the Underwriters. On June 22, 2026, the Underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 750,000 Founder Shares are no longer subject to forfeiture (Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

WILCO 63 CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$2,037,660
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,282,230)
Changes in operating assets and liabilities:
Prepaid expenses	(57,681)
Prepaid insurance	(80,406)
Long-term prepaid insurance	(57,401)
Due to Sponsor	42,257
Accounts payable and accrued expenses	31,129
Net cash used in operating activities	(366,672)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(230,000,000)
Net cash used in investing activities	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Public Units, net of underwriting discounts paid	226,000,000
Proceeds from sale of Private Placement Warrants	5,000,000
Proceeds from promissory note – related party	100,000
Repayment of promissory note – related party	(267,258)
Payment of offering costs	(435,730)
Net cash provided by financing activities	230,397,012

Net Change in Cash and cash equivalents	30,340
Cash and cash equivalents – Beginning of period	39,520
Cash and cash equivalents – End of period	$69,860

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued offering costs	$100,000
Deferred offering costs paid through promissory note – related party	$54,838
Deferred underwriting fee	$9,800,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

WILCO 63 CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Note 1 — Organization and Business Operations

Wilco 63 Corporation (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on November 3, 2025. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). As of September 30, 2026, the Company had not entered into a definitive agreement with any specific Business Combination target.

As of September 30, 2026, the Company has not commenced any operations. All activity for the period from November 3, 2025 (inception) through September 30, 2026 relates to the Company’s formation, the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

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

Following the closing of the Initial Public Offering, on June 22, 2026, an amount of $230,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and the Private Placement Warrants was placed in a U.S.-based trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company acting as trustee, and will initially be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the management team’s ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any (other than excise or similar taxes), and up to $100,000 of interest income to pay dissolution expenses, the proceeds from the Initial Public Offering and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Initial Public Offering or by such earlier liquidation date as the Company’s board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to the rights of holders of Class A ordinary shares or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

The Company will provide the Company’s public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable (other than excise or similar taxes)), divided by the number of then outstanding public shares, subject to certain limitations. The Company will not use the proceeds placed in the Trust Account, or the interest earned on the proceeds placed in the Trust Account, to pay for possible excise or similar taxes that may be levied on the Company pursuant to any current, pending or future rules or laws, including any excise tax due under the Inflation Reduction Act of 2022 on any redemptions or stock buybacks by the Company, prior to the release of such funds from the Trust Account upon the initial Business Combination. The amount in the Trust Account is initially anticipated to be $10.00 per public share.

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

The Company’s Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company (except for the Company’s independent registered public accounting firm), or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable (other than excise or similar taxes), provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations.

Separate Trading of Class A Ordinary Shares and Warrants

On August 5, 2026, the Company announced that, commencing on August 10, 2026, the holders of the Units issued in its Initial Public Offering, each Unit consisting of one Class A ordinary share of the Company, par value $0.0001 per Class A ordinary share, and one-half of one Warrant of the Company, with each whole Warrant entitling the holder thereof to purchase one Class A ordinary share for $11.50 per share, may elect to separately trade the Class A ordinary shares and the Warrants included in the Units. No fractional Warrants will be issued upon separation of the Units and only whole Warrants will trade. The Class A ordinary shares and the Warrants trade on the Nasdaq Global Market under the symbols “WLCO” and “WLCOW,” respectively. Holders of Units will need to have their brokers contact Continental Stock Transfer & Trust Company, the Company’s transfer agent, in order to separate the Units into Class A ordinary shares and Warrants.

Going Concern Consideration

The Company’s liquidity needs up to September 30, 2026 had been satisfied through the promissory note from the Sponsor of up to $1,300,000. As of September 30, 2026, the Company had $69,860 in cash and cash equivalents and $5,432 in working capital surplus.

The Company has the ability to draw up to $1,300,000 under the promissory note from the Sponsor to finance transaction costs in connection with the initial Business Combination (Note 5). As of September 30, 2026, there are no borrowings outstanding under the promissory note.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the Working Capital Loans may be converted upon completion of a Business Combination into private warrants at a price of $1.00 per warrant. Such private warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2026 and December 31, 2025, there were no Working Capital Loans outstanding.

The Company completed the Initial Public Offering at which time capital in excess of the funds deposited in Trust Account and/or used to fund offering expenses was released to the Company for general capital purposes. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Financial Statement Presentation — Going Concern,” the Company’s management has evaluated the Company’s liquidity and financial condition, and determined that the Company lacks the liquidity to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to address this uncertainty by completing a Business Combination prior to the mandatory liquidation date. Management is actively evaluating potential target businesses and pursuing activities necessary to consummate a Business Combination within the Completion Window by June 22, 2028. However, there can be no assurance that the Company’s plans to complete the Business Combination will be successful. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for the Initial Public Offering as filed with the SEC on June 22, 2026, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on June 26, 2026. The interim results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments held outside the Trust Account with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash and cash equivalents of $69,860 and $39,520 as of September 30, 2026 and December 31, 2025, respectively.

Marketable Securities in Trust Account

As of September 30, 2026, the assets held in the Trust Account, amounting to $232,282,230, were held in money market funds invested in U.S. Treasury funds. As of December 31, 2025, there were no assets held in the Trust Account.

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Warrant Instruments

The Company accounted for the Public Warrants (defined below) and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned value. As of September 30, 2026, there were 16,500,000 Warrants outstanding, including 11,500,000 Public Warrants and 5,000,000 Private Placement Warrants. As of December 31, 2025, there were no Warrants outstanding for Public Warrants and Private Placement.

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheets. As of September 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the unaudited condensed balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(5,474,000)
Public Shares issuance costs	(14,093,132)
Plus:
Accretion for Class A ordinary shares to redemption amount	21,849,362
Class A ordinary shares subject to possible redemption, September 30, 2026	$232,282,230

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

The calculation of diluted net income per ordinary share does not consider the effect of the Public Warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 16,500,000 Class A ordinary shares in the calculation of diluted income per ordinary share, because their exercise is contingent upon future events. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the three and nine months ended September 30, 2026. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per ordinary share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026		September 30, 2026
	Class A ordinary shares	Class B ordinary shares	Class A ordinary shares	Class B ordinary shares
Basic net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$1,563,638	$390,910	$1,257,651	$780,009

Denominator:
Basic weighted average shares outstanding	23,000,000	5,750,000	8,509,158	5,277,473
Basic net income per ordinary share	$0.07	$0.07	$0.15	$0.15

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026		September 30, 2026
	Class A	Class B	Class A	Class B
Diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$1,563,638	$390,910	$1,237,431	$800,229

Denominator:
Diluted weighted average shares outstanding	23,000,000	5,750,000	8,509,158	5,502,747
Diluted net income per ordinary share	$0.07	$0.07	$0.15	$0.15

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires public business entities to disclose, in the notes to the financial statements, specified information about certain costs and expenses included in each relevant expense caption on the face of the statement of operations. In January 2025, the FASB issued ASU No. 2025-01, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”), which clarified the effective date of ASU 2024-03. As amended by ASU 2025-01, ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The amendments are to be applied prospectively, with retrospective application permitted. The Company is currently evaluating the impact of ASU 2024-03 on its financial statement disclosures.

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

Note 5 — Related Party Transactions

Founder Shares

On December 2, 2025, the Sponsor made a capital contribution of $25,000, or approximately $0.004 per share, to cover certain deferred offering costs of the Company, for which the Company issued 5,750,000 Class B ordinary shares (or “Founder Shares”) to the Sponsor. Up to 750,000 of the Founder Shares may be surrendered by the Sponsor for no consideration depending on the extent to which the underwriters’ over-allotment option is exercised. On June 22, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 750,000 Founder Shares are no longer subject to forfeiture.

On March 31, 2026, the Sponsor issued membership interests equivalent to an aggregate of 1,450,000 Founder Shares to certain members of the Company’s management team and independent directors of the Company, or their affiliated entities, in exchange for their services as management and directors through the Company’s initial Business Combination. Each membership interest represents an indirect economic interest in one Founder Share held by the Sponsor, or the proceeds thereof. The membership interests in the Founder Shares issued to such members of the Company’s management team and independent directors, or their affiliate entities, are within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under FASB ASC 718, stock-based compensation associated with equity classified awards is measured at fair value upon the assignment date. The total fair value of the 1,450,000 Founder Shares on March 31, 2026 was $3,697,500 or $2.55 per share. The Company established the initial fair value of the Founder Shares on March 31, 2026, the date of the grant agreement, using a calculation prepared by a third party valuation team which takes into consideration the implied Class A share price of $9.83, risk-free rate of 3.64%, and implied market adjustment of 26.1%. The Founder Shares were assigned subject to a performance condition (i.e., providing services through Business Combination). Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of membership interests that ultimately vest times the assignment date fair value per share (unless subsequently modified) less the amount initially received for the Founder Shares. As of September 30, 2026, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

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

Promissory Note — Related Party

On December 2, 2025, the Sponsor agreed to loan the Company an aggregate of up to $300,000 (the “Note”) to be used for a portion of the expenses of the Initial Public Offering. On May 20, 2026, the Note was amended to increase the principal amount to $1,300,000 to be used for a portion of the expenses of the Initial Public Offering and to finance transaction costs in connection with the initial Business Combination. The Note is non-interest bearing, unsecured and will be repayable upon the closing of an initial Business Combination or upon the Company’s dissolution, whichever occurs first. On June 22, 2026, the Company had borrowed $267,258, which has been paid in full by the Company at the closing of the Initial Public Offering.

Administrative Services Agreement

Commencing on June 17, 2026, the effective date of the Initial Public Offering, the Company entered into an agreement with an affiliate of the Sponsor to pay an aggregate of $12,500 per month for office space, utilities, and secretarial and administrative support. Upon completion of an initial Business Combination or liquidation, the Company will cease paying these monthly fees. Additionally, the Company entered into an agreement with an affiliate of the Sponsor pursuant to which such affiliate provides the Company with strategic, financial and structuring advice in connection with an initial Business Combination, subject to reimbursement of up to $200,000 in out-of-pocket expenses. For the three and nine months ended September 30, 2026, the Company incurred $37,500 and $41,250, respectively, of fees under the Administrative Services Agreement. As of September 30, 2026 and December 31, 2025, there were $1,500 and $0, respectively, outstanding balance in accrued expense for these Administrative Services Agreement in the Company’s unaudited condensed balance sheets.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of September 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

Due to Sponsor

On June 22, 2026, the Company paid $32,742 in excess of the outstanding borrowings under the note at the closing of the Initial Public Offering, resulting in a receivable from the Sponsor. Subsequent to the Initial Public Offering, the Sponsor paid $75,000 of expenses on behalf of the Company. As of September 30, 2026, the Company had a net amount due to the Sponsor of $42,257 included in the Company’s unaudited condensed balance sheets, reflecting the offset of the receivable from the Sponsor against amounts paid by the Sponsor on behalf of the Company. The balance is payable on demand. As of December 31, 2025, there were no amounts due to or from the Sponsor.

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

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the conflicts in the Middle East and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and the Class A ordinary shares underlying such Private Placement Warrants and Private Placement Warrants that may be issued upon conversion of the Working Capital Loans will have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the initial Business Combination pursuant to the registration rights agreement entered into on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short-form demands, that the Company registers such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. Notwithstanding anything to the contrary, Cantor Fitzgerald & Co. may only make a demand on one occasion and only during the five-year period from the commencement of sales in the Initial Public Offering. In addition, Cantor Fitzgerald & Co. may participate in a piggyback registration only during the seven-year period from the commencement of sales in the Initial Public Offering. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. As of September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. As of September 30, 2026 and December 31, 2025, there were no Class A ordinary shares issued or outstanding, excluding 23,000,000 and none shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. On December 2, 2025, the Company issued 5,750,000 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.004 per share. The Founder Shares included an aggregate of up to 750,000 shares subject to forfeiture to the extent that the over-allotment option was not exercised by the underwriters in full. On June 22, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 750,000 Founder Shares are no longer subject to forfeiture. As of September 30, 2026 and December 31, 2025, there were 5,750,000 Class B ordinary shares issued and outstanding.

The Founder Shares will automatically convert into Class A ordinary shares (such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the Trust Account if the Company fails to consummate an initial Business Combination) concurrently with or immediately following the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 20% of the sum of (i) all ordinary shares issued and outstanding upon the completion of the Initial Public Offering (including any Class A ordinary shares issued pursuant to the underwriters’ over-allotment option and excluding the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent warrants issued to the Sponsor or any of its affiliates or to the Company’s officers or directors upon conversion of working capital loans) minus (iii) any redemptions of Class A ordinary shares by public shareholders in connection with an initial Business Combination and any redemptions of Class A ordinary shares by public shareholders in connection with any amendment to the amended and restated memorandum and articles of association made prior to the consummation of the initial Business Combination (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete the initial Business Combination within the completion window or (B) with respect to any other material provisions relating to the rights of holders of Class A ordinary shares or pre-business combination activity; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

Holders of record of the Company’s Class A ordinary shares and Class B ordinary shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the amended and restated memorandum and articles of association or as required by the Companies Act or stock exchange rules, an ordinary resolution under Cayman Islands law and the amended and restated memorandum and articles of association, which requires the affirmative vote of at least a simple majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company is generally required to approve any matter voted on by the Company’s shareholders. Approval of certain actions requires a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting, and pursuant to the Company’s amended and restated memorandum and articles of association, such actions include amending the amended and restated memorandum and articles of association and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the Company’s initial Business Combination, the holders of more than 50% of the ordinary shares voted for the appointment of directors can elect all of the directors. Prior to the consummation of the initial Business Combination, only holders of the Class B ordinary shares will (i) have the right to vote on the appointment and removal of directors and (ii) be entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents or to adopt new constitutional documents, in each case, as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of the Class A ordinary shares will not be entitled to vote on these matters during such time. These provisions of the amended and restated memorandum and articles of association may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of the initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company.

Public Warrants — As of September 30, 2026, there were 16,500,000 Warrants outstanding, including 11,500,000 Public Warrants and 5,000,000 Private Placement Warrants. As of December 31, 2025, there were no Public Warrants or Private Placement Warrants outstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	September 30, 2026	December 31, 2025
Assets:
Marketable securities held in Trust Account	1	$232,282,230	$—

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

The measure of segment assets is reported on the unaudited condensed balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, CODM reviews several key metrics, which include the following:

	September 30, 2026	December 31, 2025
Cash	$69,860	$39,520
Marketable securities held in Trust Account	$232,282,230	$—

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

	For the Three Months Ended September 30, 2026	For the Nine Months Ended September 30, 2026
General and administrative expenses	$148,685	$244,570
Interest earned on marketable securities held in Trust Account	$2,103,233	$2,282,230

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

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date, up to November 12, 2026, the date the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustments or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Wilco 63 Corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Wilco 63 Holding LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of our initial Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of our initial Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for the Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on November 3, 2025. We are formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses (the “Business Combination”). We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our shares, debt or a combination of cash, shares and debt. As of September 30, 2026, the Company had not entered into a definitive agreement with any specific Business Combination target.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 3, 2025 (inception) through September 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had net income of $1,954,548, which consists of interest earned on marketable securities held in the Trust Account of $2,103,233, offset by general and administrative costs of $148,685.

For the nine months ended September 30, 2026, we had net income of $2,037,660, which consists of interest earned on marketable securities held in the Trust Account of $2,282,230, offset by general and administrative costs of $244,570.

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

For the nine months ended September 30, 2026, cash used in operating activities was $366,672. Net income of $2,037,660 was affected by interest earned on marketable securities held in the Trust Account of $2,282,230. Changes in operating assets and liabilities used $122,102 of cash for operating activities.

As of September 30, 2026, we had marketable securities held in the Trust Account of $232,282,230 (including approximately $2,282,230 of interest earned) held in money market funds invested in U.S. Treasury funds. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2026, we had cash of $69,860. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

On December 2, 2025, the Sponsor agreed to loan us an aggregate of up to $300,000 (the “Note”) to be used for a portion of the expenses of the Initial Public Offering. On May 20, 2026, the Note was amended to increase the principal amount to $1,300,000 to be used for a portion of the expenses of the Initial Public Offering and to finance transaction costs in connection with our initial Business Combination. The Note is non-interest bearing, unsecured and repayable upon the earlier of the closing of our initial Business Combination and our dissolution. Amounts borrowed under the Note prior to the Initial Public Offering were repaid in full at its closing. We have the ability to draw up to $1,300,000 under the Note to finance transaction costs in connection with our initial Business Combination. As of September 30, 2026, there were no borrowings outstanding under the Note.

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

We may need to raise additional funds, including through borrowings under the promissory note with the Sponsor or Working Capital Loans, in order to meet the expenditures required for operating our business. If our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Financial Statement Presentation — Going Concern,” the Company’s management has evaluated the Company’s liquidity and financial condition, and determined that the Company lacks the liquidity to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to address this uncertainty by completing a Business Combination prior to the mandatory liquidation date. Management is actively evaluating potential target businesses and pursuing activities necessary to consummate a Business Combination within the Completion Window by June 22, 2028. However, there can be no assurance that the Company’s plans to complete the Business Combination will be successful. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than the deferred underwriting fee of $9,800,000, which is payable to the underwriters only upon the completion of an initial Business Combination, and an agreement to pay the Sponsor an aggregate of $12,500 per month for office space, utilities, and secretarial and administrative support. Upon completion of an initial Business Combination or liquidation, the Company will cease paying these monthly fees. Additionally, the Company entered into an agreement with an affiliate of the Sponsor pursuant to which such affiliate provides the Company with strategic, financial and structuring advice in connection with an initial Business Combination, subject to reimbursement of up to $200,000 in out-of-pocket expenses.

The underwriters were entitled to a cash underwriting discount of $4,000,000 (2.0% of the $200,000,000 gross proceeds of the Units sold in the Initial Public Offering, excluding any proceeds from units sold pursuant to the underwriters’ over-allotment option).

Additionally, the underwriters were entitled to a deferred underwriting discount of 4.0% of the $200,000,000 gross proceeds of the Initial Public Offering held in the Trust Account other than those sold pursuant to the underwriters’ over-allotment option and 6.0% of the $30,000,000 gross proceeds from units sold pursuant to the underwriters’ over-allotment option, or $9,800,000 in the aggregate upon the completion of an initial Business Combination subject to the terms of the underwriting agreement.

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and related disclosures included in this Report under Item 1. “Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires Management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements included in this Report under Item 1. “Financial Statements”, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of September 30, 2026, we did not have any critical accounting estimates to be disclosed.

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires public business entities to disclose, in the notes to the financial statements, specified information about certain costs and expenses included in each relevant expense caption on the face of the statement of operations. In January 2025, the FASB issued ASU No. 2025-01, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”), which clarified the effective date of ASU 2024-03. As amended by ASU 2025-01, ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The amendments are to be applied prospectively, with retrospective application permitted. The Company is currently evaluating the impact of ASU 2024-03 on its financial statement disclosures.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer (each, a “Certifying Officer”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended September 30, 2026.

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

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

Trading Arrangements

During the quarterly period ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILCO 63 CORPORATION

Date: November 12, 2026	By:	/s/ Matthew Brown
	Name:	Matthew Brown
	Title:	Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Co-Chairman
(Principal executive officer, principal financial officer and principal accounting officer)